Form 10-K
period 2007-12-31
STRUCTURED PRODUCTS CORP TIERS R INFLATION LINKED TR 2004-21
filed 2008-03-26
CIK 1286608

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                            Commission File Number:
    December 31, 2007                                      001-32181

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

                       Yes  X(1)        No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

_____________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                      Yes  __          No  X


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

         99.2      Annual Compliance Report by Trustee.

         99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               1. Trustee's Distribution Statement for the January 2, 2007 Distribution Date filed on Form 8-K on January 9, 2007.

               2. Trustee's Distribution Statement for the February 1, 2007 Distribution Date filed on Form 8-K on February 14, 2007.

               3. Trustee's Distribution Statement for the March 1, 2007 Distribution Date filed on Form 8-K on March 7, 2007.

               4. Trustee's Distribution Statement for the April 2, 2007 Distribution Date filed on Form 8-K on April 10, 2007.

               5. Notice of Swap Replacement Agreement and New Swap Guarantee filed on Form 8-K on April 11, 2007.

               6. Trustee's Distribution Statement for the May 1, 2007 Distribution Date filed on Form 8-K on May 9, 2007.

               7. Trustee's Distribution Statement for the June 1, 2007 Distribution Date filed on Form 8-K on June 13, 2007.

               8. Trustee's Distribution Statement for the July 2, 2007 Distribution Date filed on Form 8-K on July 6, 2007.

               9. Trustee's Distribution Statement for the August 1, 2007 Distribution Date filed on Form 8-K on August 7, 2007.

               10. Trustee's Distribution Statement for the September 1, 2007 Distribution Date filed on Form 8-K on September 7, 2007.

               11. Trustee's Distribution Statement for the October 1, 2007 Distribution Date filed on Form 8-K on October 4, 2007.

               12. Trustee's Distribution Statement for the November 1, 2007 Distribution Date filed on Form 8-K on November 9, 2007.

               13. Trustee's Distribution Statement for the December 1, 2007 Distribution Date filed on Form 8-K on December 11, 2007.

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 18, 2008                           By:  /s/ John W. Dickey
                                                     -----------------------
                                                  Name:     John W. Dickey
                                                  Title:    Authorized Signatory

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


                                                By:     /s/ John W. Dickey
                                                  ------------------------------
                                                Name:      John W. Dickey
                                                Title:     Authorized Signatory
                                                Date:      March 18, 2008

                                                                    Exhibit 99.2

                                 ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to TIERS Inflation-Linked Trust 2004-21, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                           /s/ Marlene Fahey
                                                       ------------------------
                                                       Name:   Marlene Fahey
                                                       Title:  Vice President
                                                       Date:   March 18, 2008

                                                                    Exhibit 99.3

                         Independent Accountant's Report

Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:   TIERS Inflation-Linked Trust Certificates, Series WYE 2004-21
      (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the TIERS Inflation-Linked Trust Certificates, Supplement Series WYE 2004-21, dated as of April 8, 2004 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2007 (the "Annual Report").Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2007.


/s/ Aston Bell CPA

New York, New York
March 14, 2008

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