Form 10-K
period 2008-12-31
STRUCTURED PRODUCTS CORP TIERS R INFLATION LINKED TR 2004-21
filed 2009-03-24
CIK 1286608

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                            Commission File Number:
    December 31, 2008                                      001-32181

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

   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
         successor thereto
---------------------------------------------------     ------------------------
             Wyeth                                           001-01225

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

             None

Item 8.      Financial Statements and Supplementary Data

             None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             None

                                 PART III

Item 10.     Directors, Executive Officers and Corporate Governance

             None

Item 11.     Executive Compensation

             Not Applicable

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             Information required by Item 201(d) of Regulation S-X: Not applicable Information required by Item 403 of Regulation S-X:
             None

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence

             None

Item 14.     Controls and Procedures

             Not Applicable

                                 PART IV

Item 15.     Exhibits, Financial Schedules and Reports on Form 8-K

(a)     The following documents are also filed as part of this Report:

        3. Exhibits:

          99.1 Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2      Annual Compliance Report by Trustee.

          99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               1. Trustee's Distribution Statement for the January 1, 2008 Distribution Date filed on Form 8-K on January 7, 2008.

               2. Trustee's Distribution Statement for the February 1, 2008 Distribution Date filed on Form 8-K on February 7, 2008.

               3. Trustee's Distribution Statement for the March 1, 2008 Distribution Date filed on Form 8-K on March 6, 2008.

               4. Trustee's Distribution Statement for the April 1, 2008 Distribution Date filed on Form 8-K on April 14, 2008.

               5. Trustee's Distribution Statement for the May 1, 2008 Distribution Date filed on Form 8-K on May 12, 2008.

               6. Trustee's Distribution Statement for the June 1, 2008 Distribution Date filed on Form 8-K on June 13, 2008.

               7. Trustee's Distribution Statement for the July 1, 2008 Distribution Date filed on Form 8-K on July 11, 2008.

               8. Trustee's Distribution Statement for the August 1, 2008 Distribution Date filed on Form 8-K on August 8, 2008.

               9.   Trustee's Distribution Statement for the September 1, 2008
                     Distribution Date filed on Form 8-K on September 5, 2008.

               10. Trustee's Distribution Statement for the October 1, 2008 Distribution Date filed on Form 8-K on October 6, 2008.

               11. Trustee's Distribution Statement for the November 1, 2008 Distribution Date filed on Form 8-K on November 12, 2008.

               12. Trustee's Distribution Statement for the December 1, 2008 Distribution Date filed on Form 8-K on December 8, 2008.

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 18, 2009                           By:  /s/ Stanley Louie
                                                     -----------------------
                                                  Name:     Stanley Louie
                                                  Title:    Authorized Signatory

                                                                    Exhibit 99.1

                                 CERTIFICATION


I, Stanley Louie, certify that:

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


                                                By:     /s/ Stanley Louie
                                                  ------------------------------
                                                Name:      Stanley Louie
                                                Title:     Authorized Signatory
                                                Date:      March 18, 2009

                                                                    Exhibit 99.2

                                 ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to TIERS Inflation-Linked Trust 2004-21, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                           /s/ Marlene J. Fahey
                                                       ------------------------
                                                       Name:   Marlene J. Fahey
                                                       Title:  Vice President
                                                       Date:   March 18, 2009

                                                                    Exhibit 99.3

                         Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:   TIERS Inflation-Linked Trust Certificates, Series WYE 2004-21
      (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the TIERS Inflation-Linked Trust Certificates, Supplement Series WYE 2004-21, dated as of April 8, 2004 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2008 (the "Annual Report").Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2008.


/s/ Aston Bell CPA

New York, New York
March 19, 2009

                                 EXHIBIT INDEX

Exhibit                                                                  Page

99.1 Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2      Annual Compliance Report by Trustee pursuant to 15 U.S.C.
          Section 7241.

99.3      Report of Aston Bell & Associates.