Form 10-K
period 2010-12-31
STRUCTURED PRODUCTS CORP TIERS R INFLATION LINKED TR 2004-21
filed 2011-03-28
CIK 1286608

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2010	001-32181

STRUCTURED PRODUCTS CORP.,

on behalf of

TIERS Inflation-Linked Trust 2004-21

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Greenwich Street New York, New York 10013
(Address of principal executive offices) (zip code)

Registrant's telephone number including area code:
212-723-4070

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

Underlying Securities Issuer(s) or Guarantor, or successor thereto	Exchange Act File Number
Pfizer Inc.	001-03619

PART I

Item 1.	Business

None

Item 2.	Properties

None

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters To A Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

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

None

Item 9A.         Controls and Procedures.

         Not applicable.

Item 9B.         Other Information

                         None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None

Item 11.	Executive Compensation

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by Item 201(d) of Regulation S-X: Not applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accounting Fees and Services

Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

3. Exhibits:

31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee.
99.2	Report of Aston Bell & Associates.
(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the January 4, 2010 Distribution Date filed on Form 8-K on January 15, 2010.
2.	Trustee’s Distribution Statement for the February 1, 2010 Distribution Date filed on Form 8-K on February 9, 2010.
3.	Trustee’s Distribution Statement for the March 1, 2010 Distribution Date filed on Form 8-K on March 9, 2010.
4.	Trustee’s Distribution Statement for the April 1, 2010 Distribution Date filed on Form 8-K on April 6, 2010.
5.	Trustee’s Distribution Statement for the May 3, 2010 Distribution Date filed on Form 8-K on May 7, 2010.
6.	Trustee’s Distribution Statement for the June 1, 2010 Distribution Date filed on Form 8-K on June 8, 2010.

7.	Trustee’s Distribution Statement for the July 1, 2010 Distribution Date filed on Form 8-K on July 13, 2010.
8.	Trustee’s Distribution Statement for the August 2, 2010 Distribution Date filed on Form 8-K on August 10, 2010.
9.	Trustee’s Distribution Statement for the September 1, 2010 Distribution Date filed on Form 8-K on September 14, 2010.
10.	Trustee’s Distribution Statement for the October 1, 2010 Distribution Date filed on Form 8-K on October 6, 2010.
11.	Trustee’s Distribution Statement for the November 1, 2010 Distribution Date filed on Form 8-K on November 4, 2010.
12.	Trustee’s Distribution Statement for the December 1, 2010 Distribution Date filed on Form 8-K on December 8, 2010.

(c)	See item 15(a)(3) above.

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 23, 2011	/s/ Stanley Louie
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